Form 10-K/A
period 2002-08-01
COMMERCIAL MORTGAGE PASS THROUGH CERT SER 2001-C1
filed 2002-08-29
CIK 1162603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001 Commission file number 333-70246 JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates Series 2001-C1 (Exact name of registrant as specified in its charter) Delaware (State or other jurisdiction of incorporation or organization) 133789046 (I.R.S. Employer Identification No.) 60 Wall Street, New York, New York (Address of principal executive offices) 10260 (Zip Code) Registrant's telephone number, including area code: 212 648-3063 Securities registered pursuant to Section 12(b) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Form 10-K which was filed on March XX, 2002. Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (a) Exhibits (99.1) Annual Independent Accountant's Servicing Report (99.2) Annual Statement of Compliance (99.3) Report of Management on Compliance with Minimum Servicing Standards (b) No reports on Form 8-K were filed during the last quarter of 2001. SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LaSalle Bank National Association, in its capacity as Paying Agent under the Pooling and Servicing Agreement on behalf JP Morgan Chase Commercial Mortgage Securities Corp. (Registrant) By: /s/ Cynthia Reis --------------------------- Cynthia Reis First Vice President Date: June 19, 2002